Form 10-Q
period 2001-09-28
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2001-11-08
CIK 1051828, 1051830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 28, 2001

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 8, 2001 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV BALANCE SHEETS (unaudited) (dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 28, 2001  DECEMBER 29, 2000
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  412,372         $  412,372
Income receivable                                                                              7,340              7,340
                                                                                          ----------         ----------
Total Assets                                                                              $  419,712         $  419,712
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    7,340         $    7,340
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred Securities; 16,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   400,000            400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    12,372             12,372
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                412,372            412,372
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  419,712         $  419,712
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $   7,340            $   7,340
                                                                              =========            =========



                                                                            FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                     ------------------   ------------------

EARNINGS

Income on partnership preferred securities                                    $  22,020            $  22,020
                                                                              =========            =========




See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE NINE MONTHS ENDED
                                                          ---------------------------------------

                                                          SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  400,000           $  400,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  12,372               12,372
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              22,020               22,020
Distributions                                                        (14,680)             (14,680)
Distributions payable                                                 (7,340)              (7,340)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  412,372           $  412,372
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  22,020            $  22,020
   Increase in income receivable                                                             -               (7,340)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             22,020               14,680
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (22,020)             (14,680)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (22,020)             (14,680)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at September 28, 2001 and September 29, 2000.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 28, 2001
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 28, 2001   DECEMBER 29, 2000
                                                                          ------------------   -----------------
ASSETS

Cash                                                                             $         -         $         1
                                                                                 -----------         -----------
Investments:
   Affiliate debentures                                                              480,292             480,292
   U.S. Treasury bills                                                                 4,942               4,911
                                                                                  ----------          ----------
   Total investments                                                                 485,234             485,203

Income receivable                                                                      8,549               8,549
                                                                                  ----------          ----------
Total Assets                                                                      $  493,783          $  493,753
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    8,549          $    8,549
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      412,372             412,372
   General partnership interest                                                       72,862              72,832
                                                                                  ----------          ----------
   Total partners' capital                                                           485,234             485,204
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  493,783          $  493,753
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 28, 2001    SEPTEMBER 29, 2000
                                                        ------------------    ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    8,549           $    8,549
   U.S. Treasury bills                                                  51                   73
                                                                ----------           ----------
Earnings                                                        $    8,600           $    8,622
                                                                ==========           ==========



                                                                 FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                        ------------------   ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   25,647           $   25,647
   U.S. Treasury bills                                                 181                  207
                                                                ----------           ----------
Earnings                                                        $   25,828           $   25,854
                                                                ==========           ==========




See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  412,372           $  412,372
Net income allocated to limited partner                              22,020               22,020
Distributions                                                       (14,680)             (14,680)
Distributions payable                                                (7,340)              (7,340)
                                                                 ----------           ----------
Balance, end of period                                              412,372              412,372
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         72,832               72,817
Net income allocated to general partner                               3,808                3,834
Distributions                                                        (2,569)              (2,545)
Distributions payable                                                (1,209)              (1,209)
                                                                 ----------           ----------
Balance, end of period                                               72,862               72,897
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  485,234           $  485,269
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  25,828          $    25,854
   Accretion of U.S. Treasury bills                                                       (181)                (207)
   Increase in income receivable                                                             -               (8,549)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             25,647               17,098
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (4,852)              (4,851)
   Maturities of investment securities                                                   5,002                4,979
                                                                                     ---------            ---------
      Cash used for financing activities                                                   150                  128
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (22,020)             (14,680)
   Distributions to general partner                                                     (3,778)              (2,545)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (25,798)             (17,225)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                          (1)                   1

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,549 were accrued at September 28, 2001 and September 29, 2000.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 28, 2001
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2001.


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