Form 10-Q
period 2002-06-28
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2002-08-09
CIK 1051828, 1051830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 2002

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2002 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV BALANCE SHEETS (unaudited) (dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 28, 2002  DECEMBER 28, 2001
                                                                                       -------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  412,372         $  412,372
Income receivable                                                                              7,340              7,340
                                                                                          ----------         ----------
Total Assets                                                                              $  419,712         $  419,712
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    7,340         $    7,340
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred Securities; 16,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   400,000            400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    12,372             12,372
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                412,372            412,372
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  419,712         $  419,712
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                              FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------

                                                                          JUNE 28, 2002        JUNE 29, 2001
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $   7,340            $   7,340
                                                                              =========            =========

                                                                                  FOR THE SIX MONTHS ENDED
                                                                         -----------------------------------

                                                                          JUNE 28, 2002        JUNE 29, 2001
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $  14,680            $  14,680
                                                                              =========            =========


See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                     FOR THE SIX MONTHS ENDED
                                                              -----------------------------------

                                                               JUNE 28, 2002        JUNE 29, 2001
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  400,000           $  400,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  12,372               12,372
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              14,680               14,680
Distributions                                                         (7,340)              (7,340)
Distributions payable                                                 (7,340)              (7,340)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  412,372           $  412,372
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                 JUNE 28, 2002        JUNE 29, 2001
                                                                                 -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  14,680            $  14,680
                                                                                     ---------            ---------
      Cash provided by operating activities                                             14,680               14,680
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (14,680)             (14,680)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (14,680)             (14,680)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at June 28, 2002.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 28, 2002
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 28, 2002   DECEMBER 28, 2001
                                                                               -------------   -----------------
ASSETS

Cash                                                                             $         -         $         -
                                                                                 -----------         -----------
Investments:
   Affiliate debentures                                                              480,292             480,292
   U.S. Treasury bills                                                                 4,881               4,992
                                                                                  ----------          ----------
   Total investments                                                                 485,173             485,284

Income receivable                                                                      8,549               8,549
                                                                                  ----------          ----------
Total Assets                                                                      $  493,722          $  493,833
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    8,549          $    8,549
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      412,372             412,372
   General partnership interest                                                       72,801              72,912
                                                                                  ----------          ----------
   Total partners' capital                                                           485,173             485,284
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  493,722          $  493,833
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 28, 2002         JUNE 29, 2001
                                                             -------------         --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    8,549           $    8,549
   U.S. Treasury bills                                                  22                   55
                                                                ----------           ----------
Earnings                                                        $    8,571           $    8,604
                                                                ==========           ==========

                                                                  FOR THE SIX MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 28, 2002         JUNE 29, 2001
                                                             -------------         -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   17,098           $   17,098
   U.S. Treasury bills                                                  64                  130
                                                                ----------           ----------
Earnings                                                        $   17,162           $   17,228
                                                                ==========           ==========



See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                   FOR THE SIX MONTHS ENDED
                                                             -----------------------------------

                                                              JUNE 28, 2002        JUNE 29, 2001
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  412,372           $  412,372
Net income allocated to limited partner                              14,680               14,680
Distributions                                                        (7,340)              (7,340)
Distributions payable                                                (7,340)              (7,340)
                                                                 ----------           ----------
Balance, end of period                                              412,372              412,372
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         72,912               72,832
Net income allocated to general partner                               2,482                2,548
Distributions                                                        (1,384)              (1,360)
Distributions payable                                                (1,209)              (1,209)
                                                                 ----------           ----------
Balance, end of period                                               72,801               72,811
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  485,173           $  485,183
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                       FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                 JUNE 28, 2002        JUNE 29, 2001
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  17,162          $    17,228
   Accretion of U.S. Treasury bills                                                        (64)                (130)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             17,098               17,098
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of investment securities                                                   (4,851)              (4,852)
   Maturities of investment securities                                                   5,026                5,002
                                                                                     ---------            ---------
      Cash provided by financing activities                                                175                  150
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (14,680)             (14,680)
   Distributions to general partner                                                     (2,593)              (2,569)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (17,273)             (17,249)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                   (1)

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,549 were accrued at June 28, 2002.



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 28, 2002
--------------------------------------------------------------------------------



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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

         99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2002.


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

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002