Form 10-Q
period 2003-09-26
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2003-11-06
CIK 1051828, 1051830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 26, 2003

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

As of November 6, 2003 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          SEPTEMBER 26, 2003 DECEMBER 27, 2002
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
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
                                                                              =========            =========


                                                                                    FOR THE NINE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                              ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  22,020            $  22,020
                                                                              =========            =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------

                                                                      FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------

                                                                  SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
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
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  22,020            $  22,020
                                                                                     ---------            ---------
      Cash provided by operating activities                                             22,020               22,020
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (22,020)             (22,020)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (22,020)             (22,020)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at September 26, 2003 and September 27, 2002.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 26, 2003
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                                 SEPTEMBER 26, 2003  DECEMBER 27, 2002
                                                                                 ------------------  -----------------
ASSETS

Cash                                                                             $         -         $         1
                                                                                 -----------         -----------
Investments:
   Affiliate debentures                                                              480,292             480,292
   U.S. Government and agencies                                                        4,856               4,878
                                                                                  ----------          ----------
   Total investments                                                                 485,148             485,170

Income receivable                                                                      8,549               8,549
                                                                                  ----------          ----------
Total Assets                                                                      $  493,697          $  493,720
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    8,549          $    8,549
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      412,372             412,372
   General partnership interest                                                       72,776              72,799
                                                                                  ----------          ----------
   Total partners' capital                                                           485,148             485,171
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  493,697          $  493,720
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                      FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------

                                                                SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    8,549           $    8,549
   U.S. Government and agencies                                         15                   22
                                                                ----------           ----------
Earnings                                                        $    8,564           $    8,571
                                                                ==========           ==========

                                                                    FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------

                                                                SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   25,647           $   25,648
   U.S. Government and agencies                                         47                   86
                                                                ----------           ----------
Earnings                                                        $   25,694           $   25,734
                                                                ==========           ==========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                        FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------

                                                                 SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                 ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  412,372           $  412,372
Net income allocated to limited partner                              22,020               22,020
Distributions                                                       (14,680)             (14,680)
Distributions payable                                                (7,340)              (7,340)
                                                                 ----------           ----------
Balance, end of period                                              412,372              412,372
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         72,799               72,912
Net income allocated to general partner                               3,674                3,713
Distributions                                                        (2,488)              (2,637)
Distributions payable                                                (1,209)              (1,209)
                                                                 ----------           ----------
Balance, end of period                                               72,776               72,779
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  485,148           $  485,151
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                     -------------------------------------

                                                                                     SEPTEMBER 26, 2003 SEPTEMBER 27, 2002
                                                                                     ------------------ ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  25,694          $    25,734
   Accretion of U.S. Government and agencies                                               (47)                 (86)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             25,647               25,648
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (9,703)              (9,703)
   Maturities of investment securities                                                   9,772                9,922
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 69                  219
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (22,020)             (22,020)
   Distributions to general partner                                                     (3,697)              (3,847)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (25,717)             (25,867)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                          (1)                    -

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,549 were accrued at September 26, 2003 and September 27, 2002.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 26, 2003
--------------------------------------------------------------------------------



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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Government and agencies is classified as available -for-sale and recorded at accreted cost, which approximates fair value.

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



ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust's and the Partnership's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                               By: /s/ LINDA L. LOWRY
                                   ---------------------------------------------
                               Name:   Linda L. Lowry
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING IV, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN J. FOSINA
                                   ---------------------------------------------
                               Name:   John J. Fosina
                               Title:  Controller, Merrill Lynch & Co., Inc.

November 6, 2003
----------------

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

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.