Form 10-K
period 2003-12-26
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2004-03-23
CIK 1051828, 1051830

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 26, 2003

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

As of the close of business on June 27, 2003, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 22, 2004, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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

         MERRILL LYNCH PREFERRED FUNDING IV, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of the State of Delaware on December 19, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated June 19, 1998. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

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


ITEM 2.  PROPERTIES
         ----------

The Registrants do not own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         ---------------------------------------------------------------------

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

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

         The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective.

         In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

         The following table sets forth the fees for professional services rendered by Deloitte & Touche LLP for the audit of the Trust's and the Partnership's financial statements, respectively, for the years ended December 26, 2003 and December 27, 2002. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Partnership in 2003 and 2002, and accordingly the Audit Committee has not relied on the de-minimis exception to the SEC pre-approval requirements applicable to the provision of audit-related, tax and all other services provided by the independent auditor in 2003 and 2002.
                                               2003                  2002
                                            -------                ------
              Audit Fee(1)                  $10,900                $9,600

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its consolidated subsidiaries and affiliates, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee has established a policy governing the provision of audit and non-audit services to the Company (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 25 of the Company's 2004 Proxy Statement filed on March 9, 2004 is incorporated herein by reference. You may obtain a copy of the 2004 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.

--------------
(1) Audit Fees consisted of audit work performed in the review and preparation of the Trust's and the Partnership's financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

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

         4.1 Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-08)).

         4.2  Form of Amended and  Restated  Declaration  of Trust of the Trust
              (incorporated by reference to Exhibit 4.2 to Registration Statement of Form S-3 (File No. 333-42859) (the "Registration Statement")).

         4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-07)).

         4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement).

         4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank(1), as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement).

         4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

         4.7 Form of Subordinated Debenture Indenture between the Company and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement).

         4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and JPMorgan Chase Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

         4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above).

         4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above).

         4.11 Form of  Subordinated  Debenture  (incorporated  by  reference to
              Exhibit 4.11 to the Registration Statement).

         12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         23*  Consent of Deloitte & Touche LLP.

         31.1*Rule 13a-14(a) Certification.

         31.2*Rule 13a-14(a) Certification.

         32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

---------------
(1) As used in Item 15 and the Exhibit Index of this Report, "JPMorgan Chase Bank" shall mean the entity formerly known as The Chase Manhattan Bank.
* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 15(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST IV

     Balance Sheets, December 26, 2003 and December 27, 2002               F-2

     Statements of Earnings, Year Ended December 26, 2003,
          December 27, 2002 and December 28, 2001                          F-3

     Statements of Changes in Stockholders' Equity, Year Ended
          December 26, 2003, December 27, 2002 and December 28, 2001       F-4

     Statements of Cash Flows, Year Ended December 26, 2003,
          December 27, 2002 and December 28, 2001                          F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING IV, L.P.

     Balance Sheets, December 26, 2003 and December 27, 2002               F-10

     Statements of Earnings, Year Ended December 26, 2003,
          December 27, 2002 and December 28, 2001                          F-11

     Statements of Changes in Partners' Capital, Year Ended
          December 26, 2003, December 27, 2002 and December 28, 2001       F-12

     Statements of Cash Flows, Year Ended December 26, 2003,
          December 27, 2002 and December 28, 2001                          F-13

     Notes to Financial Statements                                         F-14

     Independent Auditors' Report                                          F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              December 26, 2003       December 27, 2002
                                                              -----------------       -----------------


ASSETS

Investment in partnership preferred securities                       $  412,372              $  412,372
Income receivable                                                         7,341                   7,340
                                                                     ----------              ----------
Total Assets                                                         $  419,713              $  419,712
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $    7,341              $    7,340
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (7.12%  Trust
         Originated  Preferred   Securities;
         16,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           400,000                 400,000
     Common securities (7.12% Trust Common
         Securities; 494,880 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            12,372                  12,372
                                                                     ----------              ----------
     Total Stockholders' equity                                         412,372                 412,372
                                                                     ----------              ----------

Total Liability and Stockholders' Equity                             $  419,713              $  419,712
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                          ---------------------------------------------------------------
                                                          December 26, 2003     December 27, 2002       December 28, 2001
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
                                                                  =========             =========               =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2003     December 27, 2002       December 28, 2001
                                                         -----------------     -----------------       -----------------


PREFERRED SECURITIES
Balance, beginning and end of period                             $ 400,000             $ 400,000               $ 400,000
                                                                 ---------             ---------               ---------
COMMON SECURITIES
Balance, beginning and end of period                                12,372                12,372                  12,372
                                                                 ---------               -------                 -------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                             -                     -                       -
Earnings                                                            29,361                29,361                  29,361
Distributions                                                      (22,020)              (22,021)                (22,021)
Distributions payable                                               (7,341)               (7,340)                 (7,340)
                                                                 ---------             ---------               ---------
Balance, end of period                                                   -                     -                       -
                                                                 ---------             ---------               ---------

Total Stockholders' Equity                                       $ 412,372             $ 412,372               $ 412,372
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------





                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2003     December 27, 2002       December 28, 2001
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                        $ 29,361              $ 29,361                $ 29,361
                                                                  --------              --------                --------
        Cash provided by operating activities                       29,361                29,361                  29,361
                                                                  --------              --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    (29,361)              (29,361)                (29,361)
                                                                  --------              --------                --------
        Cash used for financing activities                         (29,361)              (29,361)                (29,361)
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at December 26, 2003 and December 27, 2002 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 26, 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust IV (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on December 19, 1997 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively),
(ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership"), with the proceeds from the sale of the Trust Preferred Securities and the Trust Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States of America or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS of PRESENTATION
The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS
The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 26, 2003
--------------------------------------------------------------------------------

3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

The Trust holds 16,494,880 7.12% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after June 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


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

INDEPENDENT AUDITORS' REPORT

To the Trustees of Merrill Lynch Preferred Capital Trust IV

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust IV (the "Trust") as of December 26, 2003 and December 27, 2002, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 26, 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 26, 2003 and December 27, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP


New York, New York
March 22, 2004

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust IV for 2003 and 2002 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 26,   Sept. 26,   June 27,   Mar.28,   Dec. 27,   Sept. 27,   June 28,   Mar.29,
                           2003        2003       2003      2003       2002        2002       2002      2002
                        ------------------------------------------------------------------------------------
Total Revenues          $7,341     $7,340      $7,340     $7,340    $7,341     $7,340      $7,340     $7,340

Net Earnings            $7,341     $7,340      $7,340     $7,340    $7,341     $7,340      $7,340     $7,340


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS
(dollars in thousands)
------------------------------------------------------------------------------------------------




                                                         December 26, 2003     December 27, 2002
                                                         -----------------     -----------------

ASSETS

Cash                                                            $        -           $         1

Investments:
     Affiliate debentures                                          480,292               480,292
     U.S. Government and agencies                                    4,856                 4,878
                                                                ----------            ----------
     Total investments                                             485,148               485,170

Income receivable                                                    8,550                 8,549
                                                                ----------            ----------
Total Assets                                                    $  493,698            $  493,720
                                                                ==========            ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                           $    8,550            $    8,549
                                                                ----------            ----------
Partners' capital:
     Limited partnership interest                                  412,372               412,372
     General partnership interest                                   72,776                72,799
                                                                ----------            ----------
     Total partners' capital                                       485,148               485,171
                                                                ----------            ----------

Total Liability and Partners' Capital                           $  493,698            $  493,720
                                                                ==========            ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2003     December 27, 2002       December 28, 2001
                                                         -----------------     -----------------       -----------------


EARNINGS
Interest income:
     Affiliate debentures                                        $  34,197             $  34,197               $  34,197
     U.S. Government and agencies                                       60                   106                     231
                                                                 ---------             ---------               ---------
Earnings                                                         $  34,257             $  34,303               $  34,428
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2003     December 27, 2002       December 28, 2001
                                                         -----------------     -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                     $ 412,372             $ 412,372               $ 412,372
Net income allocated to limited partner                             29,361                29,361                  29,361
Distributions                                                      (22,020)              (22,021)                (22,021)
Distributions payable                                               (7,341)               (7,340)                 (7,340)
                                                                 ---------             ---------               ---------
Balance, end of period                                             412,372               412,372                 412,372
                                                                 ---------             ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                        72,799                72,912                  72,832
Net income allocated to general partner                              4,896                 4,942                   5,067
Distributions                                                       (3,710)               (3,846)                 (3,778)
Distributions payable                                               (1,209)               (1,209)                 (1,209)
                                                                 ---------             ---------               ---------
Balance, end of period                                              72,776                72,799                  72,912
                                                                 ---------             ---------               ---------

TOTAL PARTNERS' CAPITAL                                          $ 485,148             $ 485,171               $ 485,284
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2003     December 27, 2002       December 28, 2001
                                                         -----------------     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                     $ 34,257            $   34,303              $   34,428
     Accretion of U.S. Government and agencies                         (60)                 (106)                   (231)
                                                                  --------              --------                --------
        Cash provided by operating activities                       34,197                34,197                  34,197
                                                                  --------              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (14,555)               (9,702)                 (4,852)
     Maturities of investment securities                            14,637                 9,922                   5,002
                                                                  --------              --------                --------
        Cash provided by investing activities                           82                   220                     150
                                                                  --------              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                              (29,361)              (29,361)                (29,361)
     Distributions to general partner                               (4,919)               (5,055)                 (4,987)
                                                                  --------              --------                --------
        Cash used for financing activities                         (34,280)              (34,416)                (34,348)
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                      (1)                    1                     (1)

CASH, BEGINNING OF PERIOD                                                1                     -                      1
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      1                $     -
                                                                  ========              ========                ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,550 were accrued at December 26, 2003 and December 27, 2002 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 26, 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with (i) the proceeds from the sale of its preferred securities (the "Partnership Preferred Securities"), representing a limited partnership interest, to Merrill Lynch Preferred Capital Trust IV (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Government and agencies is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 26, 2003
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding IV, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") as of December 26, 2003 and December 27, 2002, and the related statements of earnings, changes in partners' capital and cash flows for each of the three years in the period ended December 26, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 26, 2003 and December 27, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP

New York, New York
March 22, 2004

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding IV, L.P. for 2003 and 2002 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 26,   Sept. 26,   June 27,   Mar.28,   Dec. 27,   Sept. 27,   June 28,    Mar.29,
                           2003        2003       2003      2003       2002        2002       2002       2002
                        -------------------------------------------------------------------------------------
Total Revenues          $8,563     $8,564      $8,563     $8,567    $8,570     $8,571      $8,571      $8,591

Net Earnings            $8,563     $8,564      $8,563     $8,567    $8,570     $8,571      $8,571      $8,591

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2004.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2004.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDITH A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judith A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 22nd day of March, 2004.



        SIGNATURE                                  TITLE
        ---------                                  -----



   /s/  E. STANLEY O'NEAL                   Director, Chairman of the Board and
-----------------------------------------   Chief Executive Officer
       (E. Stanley O'Neal)                  (Principal Executive Officer)


    /s/ AHMASS L. FAKAHANY                  Executive Vice President and Chief
-----------------------------------------   Financial Officer
       (Ahmass L. Fakahany)                 (Principal Financial Officer)


    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W. H. CLARK                         Director
-----------------------------------------
       (W. H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


   /s/ ALBERTO CRIBIORE                     Director
 ----------------------------------------
      (Alberto Cribiore)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)

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


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

                                  EXHIBIT INDEX

4.1 Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-08)).

4.2  Form of Amended and Restated  Declaration  of Trust of the Trust
     (incorporated  by  reference  to  Exhibit  4.2  to  Registration
     Statement of Form S-3 (File No. 333-42859) (the "Registration Statement")).

4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-07)).

4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement).

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank , as guarantee trustee
     (incorporated by reference to Exhibit 4.5 to the Registration
     Statement).

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

4.7 Form of Subordinated Debenture Indenture between the Company and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement).

4.8  Form of Affiliate Debenture Guarantee Agreement between the
     Company and JPMorgan Chase Bank, as guarantee trustee
     (incorporated by reference to Exhibit 4.8 to the Registration
     Statement).

4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11 Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement).

12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

23*  Consent of Deloitte & Touche LLP.

31.1*Rule 13a-14(a) Certification.

31.2*Rule 13a-14(a) Certification.

32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------

* Filed herewith