Form 10-Q
period 2004-09-24
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2004-11-03
CIK 1051828, 1051830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 24, 2004

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

As of November 3, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 24, 2004 December 26, 2003
                                                                                          ------------------ -----------------
ASSETS

Investment in partnership preferred securities                                            $  412,372         $  412,372
Interest receivable from affiliates                                                            7,341              7,341
                                                                                          ----------         ----------
Total Assets                                                                              $  419,713         $  419,713
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    7,341         $    7,341
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred Securities;
      16,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   400,000            400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    12,372             12,372
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                412,372            412,372
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  419,713         $  419,713
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 24, 2004   September 26, 2003
                                                                              ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $   7,341            $   7,340
                                                                              =========            =========



                                                                                    FOR THE NINE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 24, 2004   September 26, 2003
                                                                              ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  22,021            $  22,020
                                                                              =========            =========







See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------

                                                                         FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------

                                                                  September 24, 2004   September 26, 2003
                                                                  ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  400,000           $  400,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  12,372               12,372
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              22,021               22,020
Distributions                                                        (14,680)             (14,680)
Distributions payable                                                 (7,341)              (7,340)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  412,372           $  412,372
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 24, 2004   September 26, 2003
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  22,021            $  22,020
                                                                                     ---------            ---------
      Cash provided by operating activities                                             22,021               22,020
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (22,021)             (22,020)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (22,021)             (22,020)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $221, respectively, were accrued at September 24, 2004 and September 26, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                 September 24, 2004   December 26, 2003
                                                                                 ------------------   -----------------
ASSETS

Cash                                                                             $         -          $        -
                                                                                 -----------          ----------
Investments:
   Affiliate debentures                                                              480,292             480,292
   U.S. Government and agencies                                                        4,873               4,856
                                                                                  ----------          ----------
   Total investments                                                                 485,165             485,148

Interest receivable from affiliates                                                    8,550               8,550
                                                                                  ----------          ----------
Total Assets                                                                      $  493,715          $  493,698
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    8,550          $    8,550
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      412,372             412,372
   General partnership interest                                                       72,793              72,776
                                                                                  ----------          ----------
   Total partners' capital                                                           485,165             485,148
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  493,715          $  493,698
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                        FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    8,550           $    8,549
   U.S. Government and agencies                                         16                   15
                                                                ----------           ----------
Earnings                                                        $    8,566           $    8,564
                                                                ==========           ==========


                                                                      FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   25,648           $   25,647
   U.S. Government and agencies                                         45                   47
                                                                ----------           ----------
Earnings                                                        $   25,693           $   25,694
                                                                ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                       FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------

                                                                 September 24, 2004   September 26, 2003
                                                                 ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  412,372           $  412,372
Net income allocated to limited partner                              22,021               22,020
Distributions                                                       (14,680)             (14,680)
Distributions payable                                                (7,341)              (7,340)
                                                                 ----------           ----------
Balance, end of period                                              412,372              412,372
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         72,776               72,799
Net income allocated to general partner                               3,672                3,674
Distributions                                                        (2,446)              (2,488)
Distributions payable                                                (1,209)              (1,209)
                                                                 ----------           ----------
Balance, end of period                                               72,793               72,776
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  485,165           $  485,148
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE MONTHS ENDED
                                                                                -----------------------------------

                                                                                 September 24, 2004        September 26, 2003
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  25,693            $  25,694
   Accretion of U.S. Government and agencies                                               (45)                 (47)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             25,648               25,647
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (4,852)              (9,703)
   Maturities of investment securities                                                   4,880                9,772
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 28                   69
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (22,021)             (22,020)
   Distributions to general partner                                                     (3,655)              (3,697)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (25,676)             (25,717)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                   (1)

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,550 were accrued at September 24, 2004 and September 26, 2003.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                               By: /s/ MARLENE B. DEBEL
                                   ---------------------------------------------
                               Name:   Marlene B. Debel
                               Title:  Regular Trustee


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

November 3, 2004
----------------

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