Form 10-Q
period 2006-03-31
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2006-05-12
CIK 1051828, 1051830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large acclerated filer, an accelerated filer, or a non-acclerated filer. See definition of "accelerated filer and large acclerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Acclerated Filer ___     Non-Acclerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___    NO _X__

As of May 12, 2006 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                     March 31, 2006      December 30, 2005
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
                                                                                         ==========             ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       March 31, 2006        April 1, 2005
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
                                                                                            =========            =========









See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       March 31, 2006        April 1, 2005
                                                                                       --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                       $  400,000           $  400,000
                                                                                           ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                           12,372               12,372
                                                                                           ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                        -                    -
Earnings                                                                                        7,340                7,340
Distributions                                                                                  (7,340)              (7,340)
Distributions payable                                                                               -                    -
                                                                                           ----------           ----------
Balance, end of period                                                                              -                    -
                                                                                           ----------           ----------


Total Stockholders' Equity                                                                 $  412,372           $  412,372
                                                                                           ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                ------------------------------------

                                                                                 March 31, 2006        April 1, 2005
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
                                                                                      =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or at April 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                                  March 31, 2006   December 30, 2005
                                                                                  --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                               $  480,292          $  480,292
   U.S. Government and agencies                                                            4,922               4,871
                                                                                      ----------          ----------
   Total investments                                                                     485,214             485,163
                                                                                      ----------          ----------
Total Assets                                                                          $  485,214          $  485,163
                                                                                      ==========          ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                       $  412,372          $  412,372
   General partnership interest                                                           72,842              72,791
                                                                                      ----------          ----------
Total Partners' Capital                                                               $  485,214          $  485,163
                                                                                      ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       March 31, 2006        April 1, 2005
                                                                                       --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                    $    8,549           $    8,549
   U.S. Government and agencies                                                                    51                   28
                                                                                           ----------           ----------
Earnings                                                                                   $    8,600           $    8,577
                                                                                           ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                   March 31, 2006        April 1, 2005
                                                                                   --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  412,372           $  412,372
Net income allocated to limited partner                                                     7,340                7,340
Distributions                                                                              (7,340)              (7,340)
Distributions payable                                                                           -                    -
                                                                                       ----------           ----------
Balance, end of period                                                                    412,372              412,372
                                                                                       ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                               72,791               72,782
Net income allocated to general partner                                                     1,260                1,237
Distributions                                                                              (1,209)              (1,209)
Distributions payable                                                                           -                    -
                                                                                       ----------           ----------
Balance, end of period                                                                     72,842               72,810
                                                                                       ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                $  485,214           $  485,182
                                                                                       ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 31, 2006        April 1, 2005
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $   8,600          $     8,557
   Accretion of U.S. Government and agencies                                               (51)                 (28)
                                                                                     ---------            ---------
      Cash provided by operating activities                                              8,549                8,549
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                     (7,340)              (7,340)
   Distributions to general partner                                                     (1,209)              (1,209)
                                                                                     ---------            ---------
      Cash used for financing activities                                                (8,549)              (8,549)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or at April 1, 2005.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

May 12, 2006
-----------

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