Form 10-Q
period 2008-06-27
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2008-08-06
CIK 1051828, 1051830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 27, 2008

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


The Registrants meet the conditions set forth in General Instruction H 1 (a) and
(b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of August 6, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.





================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                     June 27, 2008      December 28, 2007
                                                                                     --------------      -----------------
ASSETS

Investment in affiliate partnership preferred securities                                 $  412,372             $  412,372
Interest receivable from affiliate                                                            7,340                  7,341
                                                                                         ----------             ----------
Total Assets                                                                             $  419,712             $  419,713
                                                                                         ==========             ==========
LIABILITY AND STOCKHOLDERS' EQUITY
 Distribution Payable                                                                    $    7,340             $    7,341
                                                                                         ----------             ----------

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
                                                                                         ==========             ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                        June 27, 2008        June 29, 2007
                                                                                       --------------       --------------
EARNINGS

Interest on affiliate partnership preferred securities                                      $   7,340            $   7,340
                                                                                            =========            =========




                                                                                           FOR THE SIX MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       June 27, 2008         June 29, 2007
                                                                                       --------------       --------------
EARNINGS

Interest on affiliate partnership preferred securities                                      $  14,680            $  14,680
                                                                                            =========            =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       June 27, 2008         June 29, 2007
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
                                                                                           ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                ------------------------------------

                                                                                 June 27, 2008         June 29, 2007
                                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $  14,680            $  14,680
   Interest receivable from affiliates                                                   (7,340)              (7,340)
                                                                                      ---------            ---------
      Cash provided by operating activities                                               7,340                7,340
                                                                                      ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                         (7,340)              (7,340)
                                                                                      ---------            ---------
      Cash used for financing activities                                                 (7,340)              (7,340)
                                                                                      ---------            ---------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                      ---------            ---------
CASH, END OF PERIOD                                                                   $       -            $       -
                                                                                      =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220 were accrued at June 27, 2008 and June 29, 2007, respectively.







See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 27, 2008
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------



                                                                                  June 27, 2008    December 28, 2007
                                                                                  --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                               $  480,292          $  480,292
   U.S. Government and agencies                                                            4,861               4,867
                                                                                      ----------          ----------
   Total investments                                                                     485,153             485,159
   Interest receivables from affiliate                                                     8,549               8,549
                                                                                      ----------          ----------
Total Assets                                                                          $  493,702          $  493,708
                                                                                      ==========          ==========

Liability and Partners' Capital
   Distribution Payable                                                               $    8,549          $    8,550


PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                          412,372             412,372
   General partnership interest                                                           72,781              72,786
                                                                                      ----------          ----------
Total Partners' Capital                                                                  485,153             485,158
                                                                                      ----------          ----------

Total Liability and Partners' Capital                                                 $  493,702          $  493,708
                                                                                      ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       June 27, 2008         June 29, 2007
                                                                                       --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                    $    8,549           $    8,549
   U.S. Government and agencies                                                                    32                   61
                                                                                           ----------           ----------
Earnings                                                                                   $    8,581           $    8,610
                                                                                           ==========           ==========



                                                                                           FOR THE SIX MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       June 27, 2008         June 29, 2007
                                                                                       --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                    $   17,098           $   17,098
   U.S. Government and agencies                                                                    70                  123
                                                                                           ----------           ----------
Earnings                                                                                   $   17,168           $   17,221
                                                                                           ==========           ==========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE SIX MONTHS ENDED
                                                                                       ----------------------------------

                                                                                   June 27, 2008         June 29, 2007
                                                                                   --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  412,372           $  412,372
Net income allocated to limited partner                                                    14,680               14,680
Distributions                                                                              (7,340)              (7,340)
Distributions payable                                                                      (7,340)              (7,340)
                                                                                       ----------           ----------
Balance, end of period                                                                    412,372              412,372
                                                                                       ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                               72,786               72,795
Net income allocated to general partner                                                     2,488                2,541
Distributions                                                                              (1,284)              (1,332)
Distributions payable                                                                      (1,209)              (1,209)
                                                                                       ----------           ----------
Balance, end of period                                                                     72,781               72,795
                                                                                       ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                $  485,153           $  485,167
                                                                                       ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                June 27, 2008         June 29, 2007
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  17,168          $    17,221
   Accretion of U.S. Government and agencies                                               (70)                (123)
   Interest receivable from affiliates                                                  (8,549)              (8,549)
                                                                                     ---------            ---------
      Cash provided by operating activities                                              8,549                8,549
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment Securities                                                    (4,852)              (4,852)
   Maturities of Investment Securities                                                   4,927                4,975
                                                                                      --------            ---------
      Cash provided by investing activities                                                 75                  123
                                                                                      --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                     (7,340)              (7,340)
   Distributions to general partner                                                     (1,284)              (1,332)
                                                                                     ---------            ---------
      Cash used for financing activities                                                (8,624)              (8,672)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,549 were accrued at June 27, 2008 and June 29, 2007, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 27, 2008
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                               By: /s/ Marlene Debel
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING IV, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ GARY CARLIN
                                   ---------------------------------------------
                               Name:   Gary Carlin
                               Title:  Controller, Merrill Lynch & Co., Inc.

August 6, 2008
--------------

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