Form 10-Q
period 2009-03-31
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2009-05-14
CIK 1051828, 1051830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2009

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


Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes[ ] No [ ]


Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]
Smaller reporting company [ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of May 14, 2009, no voting stock of the Registrants was held by non-affiliates of the Registrants.

The Registrants meet the conditions set forth in General Instruction H 1 (a) and
(b) of Form 10-Q and are therefore filing this form with a reduced disclosure format.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                     March 31, 2009      December 26, 2008
                                                                                     --------------      -----------------
ASSETS

Investment in affiliate partnership preferred securities                                 $  412,372             $  412,372
Interest receivable from affiliate                                                                -                  7,341
                                                                                         ----------             ----------
Total Assets                                                                             $  412,372             $  419,713
                                                                                         ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Distribution Payable                                                                    $        -             $    7,341
                                                                                         ----------             ----------

STOCKHOLDERS' EQUITY

Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred Securities;
      16,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                               $  400,000             $  400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                   12,372                 12,372
                                                                                         ----------             ----------
   Total Stockholders' Equity                                                               412,372                412,372
                                                                                         ----------             ----------

Total Liabilities and Stockholders' Equity                                               $  412,372             $  419,713
                                                                                         ==========             ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       March 31, 2009        March 28, 2008
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
                                                                                            =========            =========









See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       March 31, 2009        March 28, 2008
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
                                                                                           ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                ------------------------------------

                                                                                 March 31, 2009        March 28, 2008
                                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $   7,340           $   7,340
   Change in Interest receivable from affiliates                                              -              (7,340)
                                                                                      ---------            --------
      Cash provided by operating activities                                               7,340                   -
                                                                                      ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                         (7,340)                  -
                                                                                      ---------            --------
      Cash used for financing activities                                                 (7,340)                  -
                                                                                      ---------            --------

NET CHANGE IN CASH                                                                            -                   -

CASH, BEGINNING OF PERIOD                                                                     -                   -
                                                                                      ---------            --------
CASH, END OF PERIOD                                                                   $       -            $      -
                                                                                      =========            ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions accrued at March 31, 2009 and March 28, 2008 were $0 and $7,340, respectively.







See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2009
-------------------------------------------------------------------------------

Summary of Significant Accounting Policies

For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch Preferred Capital Trust IV's (the "Trust") Annual Report on Form 10-K for the year ended December 26, 2008.

The Trust is a statutory business trust formed under the Delaware Business Trust Act. Merrill Lynch & Co., Inc. (ML&Co.) is the sole owner of the Trust common securities.

On January 1, 2009, ML&Co. was acquired by Bank of America Corporation ("Bank of America") with ML&Co. continuing as a wholly-owned subsidiary of Bank of America.


BASIS OF PRESENTATION

Effective January 1, 2009, the Trust adopted calendar quarter-end and year-end reporting periods to coincide with those of ML&Co. and Bank of America. Earnings for the intervening period between the Trust's previous fiscal year end (December 26, 2008) and beginning of the current quarter (January 1, 2009) were not material. During this period, the Trust received cash of $7.3 million from an affiliate and paid $7.3 million in distributions.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 26, 2008. The December 26, 2008 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, all adjustments necessary for a fair statement of the condensed financial statements have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                                  March 31, 2009   December 26, 2008
                                                                                  --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                               $  480,292          $  480,292
   U.S. Government and agencies                                                            4,860               4,855
                                                                                      ----------          ----------
   Total investments                                                                     485,152             485,147
   Interest receivables from affiliate                                                         -               8,549
                                                                                      ----------          ----------
Total Assets                                                                          $  485,152          $  493,696
                                                                                      ==========          ==========

LIABILITIES AND PARTNERS' CAPITAL

   Distribution Payable                                                               $        -          $    8,550
                                                                                      ----------          ----------


PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                          412,372             412,372
   General partnership interest                                                           72,780              72,774
                                                                                      ----------          ----------
Total Partners' Capital                                                                  485,152             485,146
                                                                                      ----------          ----------

Total Liabilities and Partners' Capital                                               $  485,152          $  493,696
                                                                                      ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                       March 31, 2009       March 28, 2008
                                                                                       --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                    $    8,549           $    8,549
   U.S. Government and agencies                                                                     6                   38
                                                                                           ----------           ----------
Earnings                                                                                   $    8,555           $    8,587
                                                                                           ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                   March 31, 2009        March 28, 2008
                                                                                   --------------       ---------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  412,372           $  412,372
Net income allocated to limited partner                                                     7,340                7,340
Distributions                                                                              (7,340)                   -
Distributions payable                                                                           -              (7,340)
                                                                                       ----------           ----------
Balance, end of period                                                                    412,372              412,372
                                                                                       ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                               72,774               72,786
Net income allocated to general partner                                                     1,215                1,247
Distributions                                                                              (1,209)                   -
Distributions payable                                                                           -               (1,209)
                                                                                       ----------           ----------
Balance, end of period                                                                     72,780               72,824
                                                                                       ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                $  485,152           $  485,196
                                                                                       ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 31, 2009       March 28, 2008
                                                                                --------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $   8,555            $   8,587
   Accretion of interest on securities issued by
   U.S. Government and agencies                                                             (6)                 (38)
   Change in interest receivable from affiliate                                              -               (8,549)
                                                                                     ---------            ---------
      Cash provided by operating activities                                              8,549                    -
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                     (7,340)                   -
   Distributions to general partner                                                     (1,209)                   -
                                                                                     ---------            ---------
      Cash used for financing activities                                                (8,549)                   -
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions accrued at March 31, 2009 and March 28, 2008 were $0 and $8,549, respectively.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2009
--------------------------------------------------------------------------------

Summary of Significant Accounting Policies

For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch Preferred Funding IV, L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 26, 2008.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act. Merrill Lynch & Co., Inc. ("ML&Co.") is the sole general partner of the Partnership.

On January 1, 2009, ML&Co. was acquired by Bank of America Corporation ("Bank of America") with ML&Co. continuing as a wholly-owned subsidiary of Bank of America.

BASIS OF PRESENTATION

Effective January 1, 2009, the Partnership adopted calendar quarter-end and year-end reporting periods to coincide with those of ML&Co. and Bank of America. Earnings for the intervening period between the Partnership's previous fiscal year-end (December 26, 2008) and beginning of the current quarter (January 1, 2009) were not material. During this period, the Partnership received cash of $8.5 million from an affiliate and paid $8.5 million in distributions.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 26, 2008. The December 26, 2008 balance sheet information was derived from the audited financial statements.
The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair statement of the condensed financial statements have been included.


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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING IV, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ THOMAS W. PERRY
                                   ---------------------------------------------
                               Name:   Thomas W. Perry
                               Title:  Chief Accounting Officer and Controller
                                       Merrill Lynch & Co., Inc.

May 14, 2009
------------

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