Form 10-K
period 2010-12-31
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2011-03-28
CIK 1051828, 1051830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
MERRILL LYNCH PREFERRED CAPITAL TRUST IV
(Exact name of Registrant as specified in its certificate of trust)
COMMISSION FILE NO.: 1-7182-08

Delaware	13-7139562
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center
New York, New York	10080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

7.12% Trust Originated Preferred	New York Stock Exchange
Securities (“TOPrS”)
(and the related guarantee)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
MERRILL LYNCH PREFERRED FUNDING IV, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)
COMMISSION FILE NO.: 1-7182-07

Delaware	13-3982446
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center
New York, New York	10080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

7.12% Partnership Preferred Securities	New York Stock Exchange
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
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on June 30, 2010, no voting or non-voting common equity of the Registrants was held by non-affiliates of the Registrants.
The Registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE:
Information set forth under certain headings in the Prospectus, dated June 16, 1998, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-44173) filed by the Registrants and Merrill Lynch & Co., Inc., is incorporated by reference in this Form 10-K in response to Part I.

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
INCORPORATION BY REFERENCE
The information set forth under the headings “Merrill Lynch Preferred Capital Trust IV”, “Merrill Lynch Preferred Funding IV, L.P.,” “Description of the Trust Preferred Securities,” “Description of the Trust Guarantee,” “Description of the Partnership Preferred Securities,” and “Description of the Partnership Guarantee” contained in Exhibit 99.1 to this Form 10-K and in the Prospectus dated June 16, 1998 of the Trust and the Partnership is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company is the sole owner of the Trust Common Securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of the TOPrS and the Trust Common Securities, representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in the Partnership Preferred Securities, and (iii) engaging in only those other activities necessary or incidental thereto.
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

In the course of conducting its business operations, the Company is exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company’s financial condition and results of operations is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated by reference from Exhibit 99.2 to this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Registrants do not own or lease any real property.

ITEM 3.	LEGAL PROCEEDINGS
The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.	REMOVED AND RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.
All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.
The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from June 19, 1998 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing September 30, 1998, at an annual rate of 7.12% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7.12%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, at the general partner’s sole discretion, be distributed to the general partner.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
The Trust
The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has concluded that the Trust’s disclosure controls and procedures are effective as of the end of the period covered by this report.
In addition, no change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred in the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
The Partnership
The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has concluded that the Partnership’s disclosure controls and procedures are effective as of the end of the period covered by this report.
In addition, no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred in the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Report on Internal Control Over Financial Reporting
Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Trust’s and the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that the Trust and the Partnership maintained effective internal control over financial reporting as of December 31, 2010.
This annual report does not include an attestation report of the Trust’s or the Partnership’s independent registered public accounting firm regarding internal control over financial reporting

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm
Subsequent to the acquisition of the Company by Bank of America and consistent with Securities and Exchange Commission (“SEC”) requirements, the Trust and the Partnership follow the policies established by the Audit Committee of the Board of Directors of Bank of America (the “BAC Audit Committee”) regarding engagements of the provision of audit services and permitted nonaudit services to them by the independent registered public accounting firm and by any other accounting firm proposed to be retained to provide audit services (e.g., in compliance with a foreign statute) or non-audit services.

On an annual basis the BAC Audit Committee pre-approves a list of services and sets pre-approved fee levels that may be provided by PricewaterhouseCoopers LLP and their affiliates (“PwC”), the Trust’s and the Partnership’s registered independent public accounting firm, without obtaining engagement specific pre-approval from the BAC Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit services, audit-related services, tax services or all other services must be submitted to members of Bank of America’s corporate audit function or tax function to determine if the services are included within the pre-approved list of services that have received BAC Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the BAC Audit Committee or its designee, the BAC Audit Committee Chairman, provided that any such pre-approval by the BAC Audit Committee is presented to the full BAC Audit Committee at its next meeting.
All of the fees paid to PwC in 2010 were pre-approved by the BAC Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.
Fees Paid to the Independent Registered Public Accounting Firm
PwC’s fees for professional services rendered in or provided for 2010 and 2009, respectively, to the Trust and Partnership were:

	2010	2009
Audit Fees(1)	$15,000	$15,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$15,000	$15,000

(1)	Audit Fees consisted of fees for the audits and reviews of the Trust’s and the Partnership’s financial statements filed with the SEC on Forms 10-K and 10-Q.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Report:
1.	Financial Statements

The contents of the financial statements are listed on page F-1, and the financial statements and accompanying Reports of Independent Registered Public Accounting Firms appear on pages F-2 through F-19.

2.	Financial Statement Schedules

None.

3.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS
ITEM 15(1)

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS
(dollars in thousands, except per security amounts)

	December 31, 2010	December 31, 2009

ASSETS

Investment in affiliate partnership preferred securities	$412,372	$412,372

Total Assets	$412,372	$412,372

STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Preferred securities (7.12% Trust Originated Preferred Securities; 16,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$400,000	$400,000
Common securities (7.12% Trust Common Securities; 494,880 authorized, issued, and outstanding; $25 liquidation amount per security)	12,372	12,372

Total Stockholders’ equity	$412,372	$412,372

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2010	December 31, 2009	December 26, 2008

EARNINGS

Interest on affiliate partnership preferred securities	$29,361	$29,361	$29,361

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2010	December 31, 2009	December 26, 2008

PREFERRED SECURITIES
Balance, beginning and end of period	$400,000	$400,000	$400,000

COMMON SECURITIES
Balance, beginning and end of period	12,372	12,372	12,372

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—	—
Earnings	29,361	29,361	29,361
Distributions	(29,361)	(29,361)	(22,020)
Distributions payable	—	—	(7,341)

Balance, end of period	—	—	—

Total Stockholders’ Equity	$412,372	$412,372	$412,372

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2010	December 31, 2009	December 26, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$29,361	$29,361	$29,361

Cash provided by operating activities	29,361	29,361	29,361

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(29,361)	(29,361)	(29,361)

Cash used for financing activities	(29,361)	(29,361)	(29,361)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—

CASH, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
There were no distributions accrued at December 31, 2010 and December 31, 2009 and $7,341 was accrued at December 26, 2008.
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
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
The Company has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, audit fees, duties, assessments, or government charges of whatever nature(other than withholding taxes) imposed by the United States of America or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities). The Company has agreed to indemnify the trustees and certain other persons to the fullest extent permitted by applicable law for expenses arising from certain claims.
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
Effective January 1, 2009, the Trust adopted calendar quarter-end and year-end reporting periods to coincide with those of the Company and Bank of America. Earnings for the intervening period between the Trust’s fiscal year ended December 26, 2008 and the calendar year beginning January 1, 2009 were not material. During this period, the Trust received cash of $7.3 million from an affiliate and paid $7.3 million in distributions.
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
December 31, 2010
3. INVESTMENT IN AFFILIATE PARTNERSHIP PREFERRED SECURITIES
The Trust holds 16,000,000 7.12% Partnership Preferred Securities and 494,880 7.12% Trust Common Securities, $25 liquidation amount per each security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which became redeemable on June 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.
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
The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees of Merrill Lynch Preferred Capital Trust IV:
In our opinion, the accompanying balance sheets and the related statements of earnings, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Capital Trust IV (the “Trust”) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees of Merrill Lynch Preferred Capital Trust IV:
We have audited the accompanying statements of earnings, changes in stockholders’ equity and cash flows of Merrill Lynch Preferred Capital Trust IV (the “Trust”) for the year ended December 26, 2008 (“2008 financial statements”). These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such 2008 financial statements present fairly, in all material respects, the results of the Trust’s operations and its cash flows for the year ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, Merrill Lynch & Co., Inc. became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.
/s/ Deloitte & Touche LLP
New York, New York
March 25, 2009

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust IV for 2010 and 2009 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
Total Revenues	$7,340	$7,341	$7,340	$7,340	$7,340	$7,341	$7,340	$7,340

Earnings	$7,340	$7,341	$7,340	$7,340	$7,340	$7,341	$7,340	$7,340

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS
(dollars in thousands)

	December 31, 2010	December 31, 2009

ASSETS

Investments:
Affiliate debentures	$480,292	$480,292
U.S. Government and agencies	4,855	4,856

Total investments	485,147	485,148

Total Assets	$485,147	$485,148

PARTNERS’ CAPITAL

Limited partnership interest	$412,372	$412,372
General partnership interest	72,775	72,776

Total Partners’ Capital	$485,147	$485,148

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2010	December 31, 2009	December 26, 2008

EARNINGS
Interest income:
Affiliate debentures	$34,197	$34,197	$34,197
U.S. Government and agencies	9	16	109

Earnings	$34,206	$34,213	$34,306

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2010	December 31, 2009	December 26, 2008

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$412,372	$412,372	$412,372
Net income allocated to limited partner	29,361	29,361	29,361
Distributions	(29,361)	(29,361)	(22,020)
Distributions payable	—	—	(7,341)

Balance, end of period	412,372	412,372	412,372

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	72,776	72,774	72,786
Net income allocated to general partner	4,845	4,852	4,945
Distributions	(4,846)	(4,850)	(3,748)
Distributions payable	—	—	(1,209)

Balance, end of period	72,775	72,776	72,774

TOTAL PARTNERS’ CAPITAL	$485,147	$485,148	$485,146

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2010	December 31, 2009	December 26, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$34,206	$34,213	$34,306
Accretion of interest on securities issued by U.S. Government and agencies	(9)	(16)	(109)

Cash provided by operating activities	34,197	34,197	34,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(9,704)	(9,704)	(9,704)
Maturities of investment securities	9,714	9,718	9,825

Cash provided by investing activities	10	14	121

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(29,361)	(29,361)	(29,361)
Distributions to general partner	(4,846)	(4,850)	(4,957)

Cash used for financing activities	(34,207)	(34,211)	(34,318)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—

CASH, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
There were no distributions accrued at December 31, 2010 and December 31, 2009 and $8,550 was accrued at December 26, 2008.
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
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
The Company, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, audit fees, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). In such capacity, the Company has also agreed to indemnify certain officers and agents of the Partnership to the fullest extent permitted by applicable law for losses by reason of certain acts or omissions on behalf of the Partnership to the extent of the Partnership’s assets.
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
Effective January 1, 2009, the Partnership adopted calendar quarter-end and year-end reporting periods to coincide with those of the Company and Bank of America. Earnings for the intervening period between the Partnership’s fiscal year ended December 26, 2008 and the calendar year beginning January 1, 2009 were not material. During this period, the Partnership received cash of $8.5 million from an affiliate and paid $8.5 million in distributions.
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At December 31, 2010, the estimated fair value of the investment in affiliate debentures is approximately $447 million and the fair value of the investment in U.S. Government and agency securities approximates its carrying value.
INCOME TAXES
The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
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
4. PARTNERS’ CAPITAL
The Partnership issued 16,000,000 7.12% Partnership Preferred Securities and 494,880 7.12% Trust Common Securities, $25 liquidation amount per each security, to the Trust on June 19, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities became redeemable on June 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.
The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company.
Contemporaneously with the issuance of the Partnership Preferred Securities, the Company, as general partner, contributed capital to the Partnership in the amount of approximately $73 million. The Partnership may at times have excess funds which are allocated to the Company and may, in the Company’s sole discretion, be distributed to the Company to the extent that aggregate payments by the Company to the Partnership exceed distributions accumulated or payable with respect to the Partnership Preferred Securities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Limited Partner of Merrill Lynch Preferred Funding IV, L.P.:
In our opinion, the accompanying balance sheets and the related statements of earnings, changes in partners’ capital, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Funding IV, L.P. (the “Partnership”) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Limited Partner of Merrill Lynch Preferred Funding IV, L.P.:
We have audited the accompanying statements of earnings, changes in partners’ capital and cash flows of Merrill Lynch Preferred Funding IV, L.P. (the “Partnership”) for the year ended December 26, 2008 (“2008 financial statements”). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such 2008 financial statements present fairly, in all material respects, the results of the Partnership’s operations and its cash flows for the year ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, Merrill Lynch & Co., Inc. became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.
/s/ Deloitte & Touche LLP
New York, New York
March 25, 2009

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding IV, L.P. for 2010 and 2009 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
Total Revenues	$8,552	$8,551	$8,551	$8,552	$8,552	$8,552	$8,554	$8,555

Earnings	$8,552	$8,551	$8,551	$8,552	$8,552	$8,552	$8,554	$8,555

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2011.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2011.
Merrill Lynch Preferred Funding IV, L.P.
By: Merrill Lynch & Co., Inc. as General Partner

SIGNATURE	TITLE

/s/ PETER D. TAUBE	Chief Accounting Officer and Controller

(Peter D. Taube)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch & Co., Inc., General Partner of the Registrant, in the capacities indicated on the 28th day of March, 2011.

SIGNATURE	TITLE

/s/ THOMAS K. MONTAG	Director and Chief Executive Officer
(Thomas K. Montag)	(Principal Executive Officer)

/s/ ROBERT QUTUB	Chief Financial Officer
(Robert Qutub)	(Principal Financial Officer)

/s/ PETER D. TAUBE	Chief Accounting Officer and Controller
(Peter D. Taube)	(Principal Accounting Officer)

/s/ BRIAN T. MOYNIHAN	Chairman and Director
(Brian T. Moynihan)

/s/ CHARLES H. NOSKI	Director
(Charles H. Noski)

/s/ SALLIE L. KRAWCHECK	Director
(Sallie L. Krawcheck)

/s/ BRUCE THOMPSON	Director
(Bruce Thompson)

EXHIBIT INDEX

4.1
Certificate of Trust dated December 19, 1997, of the Trust (incorporated) by reference to Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-08).

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

4.8		Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

4.9		Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10		Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11		Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement).

12	*	Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions (unaudited).

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm of the Registrants.

23.2	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting firm.

31.1	*	Rule 13a-14(a) Certification.

31.2	*	Rule 13a-14(a) Certification.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*
Excerpt of information under the headings “Merrill Lynch Preferred Capital Trust IV,” “Merrill Lynch Preferred Funding IV, L.P.,” “Description of the Trust Preferred Securities,” “Description of the Trust Guarantee,” “Description of the Partnership Preferred Securities,” and “Description of the Partnership Guarantee” contained in the Prospectus dated June 16, 1998 of the Trust and the Partnership.

99.2	*	Excerpt of Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

*	Filed herewith