Form 10-Q
period 2011-09-30
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2011-11-10
CIK 1051828, 1051830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Registrant’s telephone number, including area code: (212) 449-1000
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)

	September 30, 2011	December 31, 2010

ASSETS

Investment in affiliate partnership preferred securities	$412,372	$412,372

Total Assets	$412,372	$412,372

STOCKHOLDERS’ EQUITY

Preferred securities (7.12% Trust Originated Preferred Securities; 16,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$400,000	$400,000

Common securities (7.12% Trust Common Securities; 494,880 authorized, issued, and outstanding; $25 liquidation amount per security)	12,372	12,372

Total Stockholders’ Equity	$412,372	$412,372

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2011	September 30, 2010

EARNINGS

Interest on affiliate partnership preferred securities	$7,341	$7,341

	FOR THE NINE MONTHS ENDED
	September 30, 2011	September 30, 2010

EARNINGS

Interest on affiliate partnership preferred securities	$22,021	$22,021

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2011	September 30, 2010

PREFERRED SECURITIES

Balance, beginning and end of period	$400,000	$400,000

COMMON SECURITIES

Balance, beginning and end of period	12,372	12,372

UNDISTRIBUTED EARNINGS

Balance, beginning of period	—	—

Earnings	22,021	22,021

Distributions	(22,021)	(22,021)

Balance, end of period	—	—

Total Stockholders’ Equity	$412,372	$412,372

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Earnings	$22,021	$22,021

Cash provided by operating activities	22,021	22,021

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions	(22,021)	(22,021)

Cash used for financing activities	(22,021)	(22,021)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
September 30, 2011
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

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands)

	September 30, 2011	December 31, 2010

ASSETS

Investments:

Affiliate debentures	$480,292	$480,292
U.S. Government and agencies	4,852	4,855

Total investments	485,144	485,147

Total Assets	$485,144	$485,147

PARTNERS’ CAPITAL

Limited partnership interest	$412,372	$412,372
General partnership interest	72,772	72,775

Total Partners’ Capital	$485,144	$485,147

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2011	September 30, 2010
EARNINGS

Interest income:

Affiliate debentures	$8,550	$8,550

U.S. Government and agencies	3	1

Earnings	$8,553	$8,551

	FOR THE NINE MONTHS ENDED
	September 30, 2011	September 30, 2010

EARNINGS

Interest income:

Affiliate debentures	$25,648	$25,648

U.S. Government and agencies	9	6

Earnings	$25,657	$25,654

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2011	September 30, 2010

LIMITED PARTNER’S CAPITAL

Balance, beginning of period	$412,372	$412,372

Earnings allocated to limited partner	22,021	22,021

Distributions	(22,021)	(22,021)

Balance, end of period	412,372	412,372

GENERAL PARTNER’S CAPITAL

Balance, beginning of period	72,775	72,776

Earnings allocated to general partner	3,636	3,633

Distributions	(3,639)	(3,637)

Balance, end of period	72,772	72,772

TOTAL PARTNERS’ CAPITAL	$485,144	$485,144

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$25,657	$25,654
Accretion of interest on securities issued by U.S. Government and agencies	(9)	(6)

Cash provided by operating activities	25,648	25,648

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities	(4,852)	(9,704)
Maturities of investment securities	4,864	9,714

Cash provided by investing activities	12	10

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to limited partner	(22,021)	(22,021)
Distributions to general partner	(3,639)	(3,637)

Cash used for financing activities	(25,660)	(25,658)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
September 30, 2011
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At September 30, 2011, the estimated fair value of the investment in affiliate debentures was approximately $385 million. The fair value of the investment in U.S. Government and agency securities approximated its carrying value.

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
In addition, no change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In addition, no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Trust’s and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A. “Risk Factors” in the Trust’s and the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

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
Date: November 10, 2011

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

101
The following materials from Merrill Lynch Preferred Capital Trust IV and Merrill Lynch Preferred Funding IV, L.P. Quarterly Reports on Form 10-Q for the three- and nine-month periods ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements, tagged as blocks of text.(1,2)

(1)	Included herewith.

(2)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.