Form 10-K
period 2011-12-31
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2012-03-22
CIK 1051828, 1051830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on June 30, 2011, no voting or non-voting common equity of the Registrants was held by non-affiliates of the Registrants.
The Registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE:
Information set forth under certain headings in the Prospectus, dated June 16, 1998, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-444173) filed by the Registrants and Merrill Lynch & Co., Inc., is incorporated by reference in this Form 10-K in response to Part I.

PART I

ITEM 1.	BUSINESS
MERRILL LYNCH PREFERRED CAPITAL TRUST IV

Merrill Lynch Preferred Capital Trust IV (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State of the State of Delaware on December 19, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of June 16, 1998. Merrill Lynch & Co., Inc. (the "Company" or "Merrill Lynch") is the sole owner of the Trust common securities. On January 1, 2009, the Company became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”). The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.12% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.12% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding IV, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.
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
INCORPORATION BY REFERENCE

The information set forth under the headings "Merrill Lynch Preferred Capital Trust IV", "Merrill Lynch Preferred Funding IV, L.P.," "Description of the Trust Preferred Securities," "Description of the Trust Guarantee," "Description of the Partnership Preferred Securities," and "Description of the Partnership Guarantee" contained in Exhibit 99.1 to this Form 10-K, which is excerpted from the Prospectus dated June 16, 1998 of the Trust and the Partnership, is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

The assets of the Trust consist solely of the Partnership Preferred Securities. The assets of the Partnership consist principally of the Affiliate Investment Instruments, consisting of debt securities of the Company and debt securities of one or more wholly-owned subsidiaries of the Company. In addition, the Company is the sole owner of the Trust Common Securities and is the sole general partner of the Partnership. Consequently, the risk factors that are applicable to the Company also are applicable to the Partnership and the Trust. A discussion of the most significant factors that could affect the Company’s businesses, operations and financial condition is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated by reference from Exhibit 99.2 to this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
None.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company. Accordingly, there is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.

The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from June 19, 1998 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing September 30, 1998, at an annual rate of 7.12% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7.12%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, at the general partner's sole discretion, be distributed to the general partner.

ITEM 6.	SELECTED FINANCIAL DATA
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K. There are no material changes in the amount of revenue and expense items between the most recent year presented and the year immediately preceding it.

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
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Trust
The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Form 10-K. Based on that evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has concluded that the Trust’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.
In addition, no change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
The Partnership
The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has concluded that the Partnership’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act, within the time periods specified in the SEC's rules and forms.
In addition, no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report on Internal Control Over Financial Reporting
Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Trust’s and the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust and the Partnership maintained effective internal control over financial reporting as of December 31, 2011.
This report does not include an attestation report of the Trust’s or the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.

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
Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm
Subsequent to the acquisition of the Company by Bank of America and consistent with Securities and Exchange Commission (“SEC”) requirements, the Trust and the Partnership follow the policies established by the Audit Committee of the Board of Directors of Bank of America (the “BAC Audit Committee”) regarding engagements of the provision of audit services and permitted nonaudit services to the Trust and the Partnership by the independent registered public accounting firm and by any other accounting firm proposed to be retained to provide audit services (e.g., in compliance with a foreign statute) or non-audit services.
On an annual basis the BAC Audit Committee pre-approves a list of services and sets pre-approved fee levels that may be provided by PricewaterhouseCoopers LLP and their affiliates (“PwC”), the Trust’s and the Partnership’s registered independent public accounting firm, without obtaining engagement specific pre-approval from the BAC Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit, audit-related services, tax services or all other services must be submitted to members of Bank of America’s corporate audit function or tax function to determine if the services are included within the pre-approved list of services that have received BAC Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the BAC Audit Committee or its designee, the BAC Audit Committee Chairman, provided that any such pre-approval by the BAC Audit Committee Chairman is presented to the full BAC Audit Committee at its next meeting. All of the services provided by, and fees paid to, PwC in 2011 were pre-approved by the BAC Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.
PwC's 2011 and 2010 Fees
PwC’s fees for professional services rendered in, or provided for, 2011 and 2010, respectively, to the Trust and Partnership were:

	2011	2010
Audit Fees(1)	$15,000	$15,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$15,000	$15,000

(1)
Audit Fees consisted of fees billed by PwC related to the audit of the Trust’s and the Partnership’s Financial Statements filed with the SEC. Audit fees are those billed or expected to be billed for audit services related to each fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report:

1	Financial Statements
The contents of the financial statements are listed on page F-1, and the financial statements and accompanying Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-17.

2	Exhibits
An exhibit index has been filed as part of this report on page 11 and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS
ITEM 15(1)

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS
(dollars in thousands, except per security amounts)

	December 31, 2011	December 31, 2010
ASSETS
Investment in affiliate partnership preferred securities	$412,372	$412,372
Total Assets	$412,372	$412,372

STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Preferred securities (7.12% Trust Originated Preferred Securities; 16,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$400,000	$400,000
Common securities (7.12% Trust Common Securities; 494,880 authorized, issued, and outstanding; $25 liquidation amount per security)	12,372	12,372
Total Stockholders’ Equity	$412,372	$412,372
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2011	December 31, 2010	December 31, 2009
EARNINGS
Interest on affiliate partnership preferred securities	$29,361	$29,361	$29,361
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2011	December 31, 2010	December 31, 2009

PREFERRED SECURITIES
Balance, beginning and end of period	$400,000	$400,000	$400,000

COMMON SECURITIES
Balance, beginning and end of period	12,372	12,372	12,372

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—	—
Earnings	29,361	29,361	29,361
Distributions	(29,361)	(29,361)	(29,361)
Balance, end of period	—	—	—
Total Stockholders’ Equity	$412,372	$412,372	$412,372
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2011	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$29,361	$29,361	$29,361
Cash provided by operating activities	29,361	29,361	29,361

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(29,361)	(29,361)	(29,361)
Cash used for financing activities	(29,361)	(29,361)	(29,361)

NET CHANGE IN CASH	—	—	—
CASH, BEGINNING OF PERIOD	—	—	—
CASH, END OF PERIOD	$—	$—	$—
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Trustees of Merrill Lynch Preferred Capital Trust IV:
In our opinion, the accompanying balance sheets and the related statements of earnings, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Capital Trust IV (the “Trust”) at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 21, 2012

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust IV for the years ended December 31, 2011 and 2010 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.
(dollars in thousands)

	For the Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar 31, 2010
Total Revenues	$7,340	$7,341	$7,340	$7,340	$7,340	$7,341	$7,340	$7,340
Earnings	$7,340	$7,341	$7,340	$7,340	$7,340	$7,341	$7,340	$7,340

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS
(dollars in thousands)

	December 31, 2011	December 31, 2010

ASSETS

Investments:
Affiliate debentures	$480,292	$480,292
U.S. Government and agencies	4,853	4,855
Total investments	485,145	485,147
Total Assets	$485,145	$485,147

PARTNERS’ CAPITAL

Limited partnership interest	$412,372	$412,372
General partnership interest	72,773	72,775
Total Partners’ Capital	$485,145	$485,147
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2011	December 31, 2010	December 31, 2009

EARNINGS
Interest income:
Affiliate debentures	$34,197	$34,197	$34,197
U.S. Government and agencies	10	9	16
Earnings	$34,207	$34,206	$34,213
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2011	December 31, 2010	December 31, 2009

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$412,372	$412,372	$412,372
Net income allocated to limited partner	29,361	29,361	29,361
Distributions	(29,361)	(29,361)	(29,361)
Balance, end of period	412,372	412,372	412,372

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	72,775	72,776	72,774
Net income allocated to general partner	4,846	4,845	4,852
Distributions	(4,848)	(4,846)	(4,850)
Balance, end of period	72,773	72,775	72,776
TOTAL PARTNERS’ CAPITAL	$485,145	$485,147	$485,148
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2011	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$34,207	$34,206	$34,213
Accretion of interest on securities issued by U.S. Government and agencies	(10)	(9)	(16)
Cash provided by operating activities	34,197	34,197	34,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(4,852)	(9,704)	(9,704)
Maturities of investment securities	4,864	9,714	9,718
Cash provided by investing activities	12	10	14

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(29,361)	(29,361)	(29,361)
Distributions to general partner	(4,848)	(4,846)	(4,850)
Cash used for financing activities	(34,209)	(34,207)	(34,211)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—
CASH, END OF PERIOD	$—	$—	$—
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At December 31, 2011, the estimated fair value of the investment in affiliate debentures is approximately $404 million and the fair value of the investment in U.S. Government and agency securities approximates its carrying value.
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
4. PARTNERS’ CAPITAL

The Partnership issued 16,000,000 7.12% Partnership Preferred Securities and 494,880 7.12% Trust Common Securities, $25 liquidation amount per each security, to the Trust on June 19, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities became redeemable on June 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Amended and Restated Agreement of Limited Partnership of the Partnership entered into by the Company and the Trust and the Partnership Preferred Securities Guarantee Agreement of the Partnership executed and delivered by the Company, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Limited Partner of Merrill Lynch Preferred Funding IV, L.P.:
In our opinion, the accompanying balance sheets and the related statements of earnings, changes in partners’ capital, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Funding IV, L.P. (the “Partnership”) at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 21, 2012

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding IV, L.P. for the years ended December 31, 2011 and 2010 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.
(dollars in thousands)

	For the Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Total Revenues	$8,550	$8,553	$8,552	$8,552	$8,552	$8,551	$8,551	$8,552
Earnings	$8,550	$8,553	$8,552	$8,552	$8,552	$8,551	$8,551	$8,552

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2012.

MERRILL LYNCH PREFERRED CAPITAL TRUST IV*
By:	/s/ ANGELA C. JONES
	Name:	Angela C. Jones
	Title:	Regular Trustee

*
There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

9

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2012.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
By: MERRILL LYNCH & CO., INC., as General Partner
By:	/s/ PETER D. TAUBE
	Name:	Peter D. Taube
	Title:	Chief Accounting Officer and Controller
Merrill Lynch & Co., Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch & Co., Inc., General Partner of the Registrant, in the capacities indicated on the 21st day of March 2012.

SIGNATURE	TITLE

/s/ THOMAS K. MONTAG Thomas K. Montag	Director and Chief Executive Officer (Principal Executive Officer)

/s/ JENNIFER M. HILL Jennifer M. Hill	Chief Financial Officer (Principal Financial Officer)

/s/ PETER D. TAUBE Peter D. Taube	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ BRIAN T. MOYNIHAN Brian T. Moynihan	Chairman and Director

/s/ TERRENCE P. LAUGHLIN Terrence P. Laughlin	Director

/s/ BRUCE R. THOMPSON Bruce R. Thompson	Director

10

EXHIBIT INDEX

4.1	Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10-Q for the period ended June 26, 1998 (File No.1-7182-08).

4.2	Form of Amended and Restated Declaration of Trust of the Trust (incorporated by reference to Exhibit 4.2 to the Registration Statement of Form S-3 (File No. 333-42859) (the"Registration Statement")).

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

4.8	Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

4.9	Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10	Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11	Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement).

12	Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions (unaudited).(1)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm of the Registrants.(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

99.1
Excerpt of information under the headings “Merrill Lynch Preferred Capital Trust IV,” “Merrill Lynch Preferred Funding IV, L.P.,” “Description of the Trust Preferred Securities,” “Description of the Trust Guarantee,” “Description of the Partnership Preferred Securities,” and “Description of the Partnership Guarantee” contained in the Prospectus dated June 16, 1998 of the Trust and the Partnership.(1)

99.2	Excerpt of Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2011 - Item 1A. "Risk Factors".(1)

101
The following materials from Merrill Lynch Preferred Capital Trust IV and Merrill Lynch Preferred Funding IV, L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Earnings, (iii) the Statements of Changes in Stockholders' Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements, tagged as blocks of text.(1)(2)

(1) Filed herewith.

(2) These interactive data files shall not be deemed filed for purposes of Section 11or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act 1934, as amended, or otherwise subject to liability under those sections.

11