Form 10-Q
period 2012-06-30
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2012-08-10
CIK 1051828, 1051830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per security amounts)

	June 30, 2012	December 31, 2011
ASSETS
Investment in affiliate partnership preferred securities	$412,372	$412,372
Interest receivable from affiliate	7,340	—
Total Assets	$419,712	$412,372

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Distributions payable	$7,340	$—

STOCKHOLDERS’ EQUITY
Preferred securities (7.12% Trust Originated Preferred Securities; 16,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	400,000	400,000
Common securities (7.12% Trust Common Securities; 494,880 authorized, issued, and outstanding; $25 liquidation amount per security)	12,372	12,372
Total Stockholders’ Equity	412,372	412,372
Total Liabilities and Stockholders’ Equity	$419,712	$412,372
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2012	June 30, 2011
EARNINGS
Interest on affiliate partnership preferred securities	$7,340	$7,340

	FOR THE SIX MONTHS ENDED
	June 30, 2012	June 30, 2011
EARNINGS
Interest on affiliate partnership preferred securities	$14,680	$14,680
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

PREFERRED SECURITIES
Balance, beginning and end of period	$400,000	$400,000

COMMON SECURITIES
Balance, beginning and end of period	12,372	12,372

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	14,680	14,680
Distributions	(7,340)	(14,680)
Distributions payable	(7,340)	—
Balance, end of period	—	—
Total Stockholders’ Equity	$412,372	$412,372
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$14,680	$14,680
Change in interest receivable from affiliate	(7,340)	—
Cash provided by operating activities	7,340	14,680

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(7,340)	(14,680)
Cash used for financing activities	(7,340)	(14,680)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Distributions accrued but not paid at June 30, 2012 and June 30, 2011 were $7,340 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012
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

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30, 2012	December 31, 2011

ASSETS

Investments:
Affiliate debentures	$480,292	$480,292
U.S. Government and agencies	4,855	4,853
Total investments	485,147	485,145
Interest receivable from affiliates	8,549	—
Total Assets	$493,696	$485,145

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Distributions payable	$8,549	$—

PARTNERS’ CAPITAL
Limited partnership interest	412,372	412,372
General partnership interest	72,775	72,773
Total Partners’ Capital	485,147	485,145
Total Liabilities and Partners’ Capital	$493,696	$485,145
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2012	June 30, 2011

EARNINGS
Interest income:
Affiliate debentures	$8,549	$8,549
U.S. Government and agencies	1	3
Earnings	$8,550	$8,552

	FOR THE SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

EARNINGS
Interest income:
Affiliate debentures	$17,098	$17,098
U.S. Government and agencies	2	6
Earnings	$17,100	$17,104
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$412,372	$412,372
Earnings allocated to limited partner	14,680	14,680
Distributions	(7,340)	(14,680)
Distributions payable	(7,340)	—
Balance, end of period	412,372	412,372

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	72,773	72,775
Earnings allocated to general partner	2,420	2,424
Distributions	(1,209)	(2,418)
Distributions payable	(1,209)	—
Balance, end of period	72,775	72,781
TOTAL PARTNERS’ CAPITAL	$485,147	$485,153
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$17,100	$17,104
Accretion of interest on securities issued by U.S. Government and agencies	(2)	(6)
Change in interest receivable from affiliates	(8,549)	—
Cash provided by operating activities	8,549	17,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	—
Maturities of investment securities	—	—
Cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(7,340)	(14,680)
Distributions to general partner	(1,209)	(2,418)
Cash used for financing activities	(8,549)	(17,098)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Distributions accrued but not paid at June 30, 2012 and June 30, 2011 were $8,549 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At June 30, 2012, the estimated fair value of the investment in affiliate debentures was approximately $552 million, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting").This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities. At June 30, 2012, the fair value of the investment in U.S. Government and agency securities,which is classified as Level 1 in the fair value hierarchy under Fair Value Accounting, approximated its carrying value.

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

In addition, no change in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
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

In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

MERRILL LYNCH PREFERRED CAPITAL TRUST IV*
By:	/s/ ANGELA C. JONES
	Name:	Angela C. Jones
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING IV L.P.
By: MERRILL LYNCH & CO., INC., as General Partner
By:	/s/ ANTHONY BINIARIS
	Name:	Anthony Biniaris
	Title:	Chief Accounting Officer and Controller
Merrill Lynch & Co., Inc.

Date: August 10, 2012

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

101
The following materials from Merrill Lynch Preferred Capital Trust IV and Merrill Lynch Preferred Funding IV, L.P. Quarterly Reports on Form 10-Q for the three- and six-month periods ended June 30, 2012 and June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders' Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements.(1)(2)

(1) Filed herewith.

(2) These interactive data files shall not be deemed filed for purposes of Section 11or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act 1934, as amended, or otherwise subject to liability under those sections.