Form 10-K
period 2012-12-31
MERRILL LYNCH PREFERRED FUNDING IV LP; MERRILL LYNCH PREFERRED CAPITAL TRUST IV
filed 2013-03-18
CIK 1051828, 1051830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on June 30, 2012, no voting or non-voting common equity of the Registrants was held by non-affiliates of the Registrants.
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

The assets of the Trust consist solely of the Partnership Preferred Securities. The assets of the Partnership consist principally of the Affiliate Investment Instruments, consisting of debt securities of the Company and debt securities of one or more wholly-owned subsidiaries of the Company. In addition, the Company is the sole owner of the Trust Common Securities and is the sole general partner of the Partnership. Consequently, the risk factors that are applicable to the Company also are applicable to the Partnership and the Trust. A discussion of the most significant factors that could affect the Company’s businesses, operations and financial condition is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and is incorporated by reference from Exhibit 99.2 to this report.

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
In addition, no change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In addition, no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report on Internal Control Over Financial Reporting
Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Trust’s and the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust and the Partnership maintained effective internal control over financial reporting as of December 31, 2012.
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
On an annual basis the BAC Audit Committee pre-approves a list of services and sets pre-approved fee levels that may be provided by PricewaterhouseCoopers LLP and their affiliates (“PwC”), the Trust’s and the Partnership’s registered independent public accounting firm, without obtaining engagement specific pre-approval from the BAC Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit, audit-related services, tax services or all other services must be submitted to members of Bank of America’s corporate audit function or tax function to determine if the services are included within the pre-approved list of services that have received BAC Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the BAC Audit Committee or its designee, the BAC Audit Committee Chairman, provided that any such pre-approval by the BAC Audit Committee Chairman is presented to the full BAC Audit Committee at its next meeting. All of the services provided by, and fees paid to, PwC in 2012 were pre-approved by the BAC Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.
PwC's 2012 and 2011 Fees
PwC’s fees for professional services rendered in or provided for 2012 and 2011 to the Trust and Partnership were:

	2012	2011
Audit Fees(1)	$15,000	$15,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$15,000	$15,000

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

INDEX TO FINANCIAL STATEMENTS
ITEM 15.1

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS
(dollars in thousands, except per security amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investment in affiliate partnership preferred securities	$412,372	$412,372
Total Assets	$412,372	$412,372

STOCKHOLDERS’ EQUITY

Stockholders’ Equity:
Preferred securities (7.12% Trust Originated Preferred Securities; 16,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$400,000	$400,000
Common securities (7.12% Trust Common Securities; 494,880 authorized, issued, and outstanding; $25 liquidation amount per security)	12,372	12,372
Total Stockholders’ Equity	$412,372	$412,372
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2012	December 31, 2011	December 31, 2010
EARNINGS
Interest on affiliate partnership preferred securities	$29,361	$29,361	$29,361
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2012	December 31, 2011	December 31, 2010

PREFERRED SECURITIES
Balance, beginning and end of period	$400,000	$400,000	$400,000

COMMON SECURITIES
Balance, beginning and end of period	12,372	12,372	12,372

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—	—
Earnings	29,361	29,361	29,361
Distributions	(29,361)	(29,361)	(29,361)
Balance, end of period	—	—	—
Total Stockholders’ Equity	$412,372	$412,372	$412,372
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2012	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$29,361	$29,361	$29,361
Cash provided by operating activities	29,361	29,361	29,361

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(29,361)	(29,361)	(29,361)
Cash used for financing activities	(29,361)	(29,361)	(29,361)

NET CHANGE IN CASH	—	—	—
CASH, BEGINNING OF PERIOD	—	—	—
CASH, END OF PERIOD	$—	$—	$—
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

1. ORGANIZATION AND PURPOSE
Merrill Lynch Preferred Capital Trust IV (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (the “Company”) is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.12% Trust Originated Preferred Securities (the “Trust Preferred Securities” or "TOPrS") and trust common securities (the “Trust Common Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.12% Partnership Preferred Securities (the “Partnership Preferred Securities”) issued by Merrill Lynch Preferred Funding IV, L.P. (the “Partnership”), and (iii) engaging in only those other activities necessary or incidental thereto.
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
On January 1, 2009, the Company became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).

The Company reported the following in its Annual Report on Form 10-K for the year ended December 31, 2012: As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge the Company with and into Bank of America. There is no assurance such merger will occur or the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.
INVESTMENTS
The Trust's investment in the Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned. At December 31, 2012, the estimated fair value of the Partnership Preferred Securities is approximately $0.5 billion, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities.
INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.
3. INVESTMENT IN AFFILIATE PARTNERSHIP PREFERRED SECURITIES

The Trust holds 16,494,880 7.12% Partnership Preferred Securities, $25 liquidation amount per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which became redeemable on June 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities and the Trust Common Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Trustees of Merrill Lynch Preferred Capital Trust IV:
In our opinion, the accompanying balance sheets and the related statements of earnings, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Capital Trust IV (the “Trust”) at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2013

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust IV for the years ended December 31, 2012 and 2011 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.
(dollars in thousands)

	For the Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar 31, 2011
Total Revenues	$7,340	$7,341	$7,340	$7,340	$7,340	$7,341	$7,340	$7,340
Earnings	$7,340	$7,341	$7,340	$7,340	$7,340	$7,341	$7,340	$7,340

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS
(dollars in thousands)

	December 31, 2012	December 31, 2011

ASSETS

Investments:
Affiliate debentures	$480,292	$480,292
U.S. Government and agencies	4,854	4,853
Total investments	485,146	485,145
Total Assets	$485,146	$485,145

PARTNERS’ CAPITAL

Limited partnership interest	$412,372	$412,372
General partnership interest	72,774	72,773
Total Partners’ Capital	$485,146	$485,145
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2012	December 31, 2011	December 31, 2010

EARNINGS
Interest income:
Affiliate debentures	$34,197	$34,197	$34,197
U.S. Government and agencies	5	10	9
Earnings	$34,202	$34,207	$34,206
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2012	December 31, 2011	December 31, 2010

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$412,372	$412,372	$412,372
Net income allocated to limited partner	29,361	29,361	29,361
Distributions	(29,361)	(29,361)	(29,361)
Balance, end of period	412,372	412,372	412,372

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	72,773	72,775	72,776
Net income allocated to general partner	4,841	4,846	4,845
Distributions	(4,840)	(4,848)	(4,846)
Balance, end of period	72,774	72,773	72,775
TOTAL PARTNERS’ CAPITAL	$485,146	$485,145	$485,147
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2012	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$34,202	$34,207	$34,206
Accretion of interest on securities issued by U.S. Government and agencies	(5)	(10)	(9)
Cash provided by operating activities	34,197	34,197	34,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(4,852)	(4,852)	(9,704)
Maturities of investment securities	4,856	4,864	9,714
Cash provided by investing activities	4	12	10

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(29,361)	(29,361)	(29,361)
Distributions to general partner	(4,840)	(4,848)	(4,846)
Cash used for financing activities	(34,201)	(34,209)	(34,207)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—
CASH, END OF PERIOD	$—	$—	$—
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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
On January 1, 2009, the Company became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).

The Company reported the following in its Annual Report on Form 10-K for the year ended December 31, 2012: As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge the Company with and into Bank of America. There is no assurance such merger will occur or the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.
INVESTMENTS
The Partnership’s investment in Affiliate Investment Instruments is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At December 31, 2012, the estimated fair value of the investment in Affiliate Investment Instruments is approximately $0.6 billion, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities. At December 31, 2012, the fair value of the investment in U.S. Government and agency securities, which is classified as Level 1 in the fair value hierarchy under Fair Value Accounting, approximated its carrying value.
INCOME TAXES
The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.
3. INVESTMENT IN AFFILIATE INVESTMENT INSTRUMENTS

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

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

4. PARTNERS’ CAPITAL

The Partnership issued 16,494,880 7.12% Partnership Preferred Securities, $25 liquidation amount per security, to the Trust on June 19, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities became redeemable on June 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Amended and Restated Agreement of Limited Partnership of the Partnership entered into by the Company and the Trust and the Partnership Preferred Securities Guarantee Agreement of the Partnership executed and delivered by the Company, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Limited Partner of Merrill Lynch Preferred Funding IV, L.P.:
In our opinion, the accompanying balance sheets and the related statements of earnings, changes in partners’ capital, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Funding IV, L.P. (the “Partnership”) at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2013

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding IV, L.P. for the years ended December 31, 2012 and 2011 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.
(dollars in thousands)

	For the Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Total Revenues	$8,551	$8,551	$8,550	$8,550	$8,550	$8,553	$8,552	$8,552
Earnings	$8,551	$8,551	$8,550	$8,550	$8,550	$8,553	$8,552	$8,552

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March 2013.

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

9

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March 2013.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
By: MERRILL LYNCH & CO., INC., as General Partner
By:	/s/ Anthony Biniaris
	Name:	Anthony Biniaris
	Title:	Chief Accounting Officer and Controller
Merrill Lynch & Co., Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch & Co., Inc., General Partner of the Registrant, in the capacities indicated on the 18th day of March 2013.

SIGNATURE	TITLE

/s/ Thomas K. Montag Thomas K. Montag	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Jennifer M. Hill Jennifer M. Hill	Chief Financial Officer (Principal Financial Officer)

/s/ Anthony Biniaris Anthony Biniaris	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Brian T. Moynihan Brian T. Moynihan	Chairman and Director

/s/ Terrence P. Laughlin Terrence P. Laughlin	Director

/s/ Bruce R. Thompson Bruce R. Thompson	Director

10

EXHIBIT INDEX

4.1
Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No.1-7182-08).

4.2	Form of Amended and Restated Declaration of Trust of the Trust (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-42859) (the"Registration Statement")).

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

4.8	Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

4.9	Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10	Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11	Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement).

12	Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions (unaudited).(1)

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm of the Registrants.(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

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

99.2	Excerpt of Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2012 - Item 1A. "Risk Factors".(1)

101
The following materials from Merrill Lynch Preferred Capital Trust IV and Merrill Lynch Preferred Funding IV, L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Earnings, (iii) the Statements of Changes in Stockholders' Equity / Partners' Capital, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.(1)(2)

(1) Filed herewith.

(2) These interactive data files shall not be deemed filed for purposes of Section 11or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act 1934, as amended, or otherwise subject to liability under those sections.

11